Form 10-Q
period 2021-09-30
Ascendant Digital Acquisition Corp. III
filed 2021-12-23
CIK 1850316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File
No. 001-41036

ASCENDANT DIGITAL ACQUISITION CORP. III
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
667 Madison Avenue
5th Floor
New York, New York 10065
(Address of Principal Executive Offices, including zip code)
(Registrant’s telephone number, including area code)
(212) 209-6126
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	ACDI.U	The New York Stock Exchange

Class A ordinary shares, par value $0.0001 par value	ACDI	The New York Stock Exchange

Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	ACDI WS	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☒	Smaller reporting company

		☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
As of December
23
, 2021 there were 30,000,000 shares of Class A ordinary shares, par value $0.0001 per share, and 7,500,000 shares of Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

ASCENDANT DIGITAL ACQUISITION CORP. III
Quarterly Report on Form
10-Q

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Financial Statements (Unaudited)	1
	Condensed Balance Sheet (Unaudited) as of September 30, 2021	1
	Condensed Statements of Operations (Unaudited) for the three months ended September 30, 2021 and for the period February 19, 2021 (inception) through September 30, 2021	2
	Condensed Statements of Changes in Shareholder’s Equity (Unaudited) for the three months ended September 30, 2021 and for the period February 19, 2021 (inception) through September 30, 2021	3
	Condensed Statement of Cash Flows (Unaudited) for the period February 19, 2021 (inception) through September 30, 2021	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4.	Control and Procedures	19
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
SIGNATURES		23

i

PART I – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited)
ASCENDANT DIGITAL ACQUISITION CORP. III
CONDENSED BALANCE SHEET (UNAUDITED)
September 30, 2021

ASSETS
CURRENT ASSETS
Cash	$5,000

Total current assets	5,000

OTHER ASSETS
Deferred offering costs	261,489

Total other assets	261,489

TOTAL ASSETS	$266,489

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Accrued offering costs	101,601
Notes payable – related party	150,131

Total current liabilities	251,732

TOTAL LIABILITIES	251,732

COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDER’S EQUITY
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares; $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 7,503,750 issued and outstanding (1)(2)	750
Additional paid-in capital	24,250
Accumulated deficit	(10,243)

TOTAL SHAREHOLDER’S EQUITY	14,757

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$266,489

1.
This number includes an aggregate of up to 978,750 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

2.	Shares have been retroactively restated to reflect the capitalization of 316,250 Class B ordinary shares (see Note 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP. III
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30, 2021	For the period February 19, 2021 (inception) through September 30, 2021
EXPENSES
General and administrative expenses	$—	$10,243

Total expenses	—	10,243

NET LOSS	$—	$(10,243)

WEIGHTED AVERAGE CLASS B ORDINARY SHARES OUTSTANDING, BASIC AND DILUTED (1)(2)	6,525,000	6,525,000

BASIC AND DILUTED NET LOSS PER CLASS B ORDINARY SHARE	$(0.00)	$(0.00)

(1)
This number excludes an aggregate of up to 978,750 shares of Class B ordinary shares subject to forfeiture if the over-allotment (for consistency within the document) option is not exercised in full or in part by the underwriter (see Note 5).

(2)	Shares have been retroactively restated to reflect the capitalization of 316,250 Class B ordinary shares (see Note 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP. III
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (UNAUDITED)
For the three months ended September 30, 2021 and for the period February 19, 2021 (inception) through
September 30, 2021

	Ordinary shares		Additional paid-in capital	Accumulated deficit	Total Shareholder’s equity
	Class B
	Shares	Amount
Balance, February 19, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)(2)	7,503,750	750	24,250	—	25,000
Net loss	—	—	—	(10,243)	(10,243)

Balance, June 30, 2021	7,503,750	750	$24,250	$(10,243)	$14,757
Net loss	—	—	—	—	—

Balance, September 30, 2021	7,503,750	$750	$24,250	$(10,243)	$14,757

(1)   This number includes an aggregate of up to 978,750 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).
(2)   Shares have been retroactively restated to reflect the capitalization of 316,250 Class B ordinary shares (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP. III
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FEBRUARY 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,243)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by affiliate	10,243

Net cash used in operating activities	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	46,585
Payment of deferred offering costs	(41,585)

Net cash flows provided by financing activities	5,000

NET CHANGE IN CASH	5,000
CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$5,000

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued offering costs	$101,601

Payment of deferred offering costs by notes payable – related party	$104,546

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Note 1 — Description of Organization and Business Operations and Liquidity
Ascendant Digital Acquisition Corp. III (the “Company”) was incorporated in the Cayman Islands on February 19, 2021. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).
The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below and, since the offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO.
The registration statement for the Company’s IPO (the “Registration Statement”) was declared effective on November 10, 2021. On November 15, 2021, the Company consummated the sale of 26,100,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $261,000,000, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.
Simultaneously with the closing of the IPO, the Company consummated the sale of 10,330,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, Ascendant Sponsor LP III (the “Sponsor”) generating gross proceeds of $10,330,000.
Additionally with the closing of the IPO, the Company consummated the closing of the sale of 3,900,000 additional Units upon receiving notice of the underwriter’s election to partially exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $39,000,000. Since the underwriters’ only partially exercised their over-allotment option, on November 15, 2021 the Sponsor forfeited 3,750 shares for no consideration. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 1,170,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $1,170,000.
Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $14,026,631, consisting of $3,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $526,631 of other costs. As described in Note 6, the $10,500,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by February 15, 2023, subject to the terms of the underwriting agreement.
Following the closing of the IPO and partial exercise of the over-allotment, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.
The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with Accounting Standards Codification
(“ASC”) 480-10-S99, redemption
provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with
ASC 470-20. The
Class A ordinary shares are subject to
ASC 480-10-S99. If
it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.
Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.
The Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their shares of Class A ordinary shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination by February 15, 2023, 15 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Management’s Plan
Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of these interim financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses of approximately $2 million was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that these financial statements were issued, and therefore substantial doubt has been alleviated.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on November 10, 2021 as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on November 15, 2021. The interim results for the period February 19, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the period ended December 31, 2021 or for any future periods.
Emerging Growth Company
The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.
Deferred Offering Costs
The Company complies with the requirements of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC)
340-10-S99-1.
Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs amounted to $14,026,298 of which $13,586,104 was charged against the carrying value of Class A ordinary shares upon the completion of the IPO and $440,527 was expensed for offering costs related to the warrant issuance.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts.
Ordinary shares Subject to Possible Redemption
The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, all shares of Class A ordinary shares subject to possible redemption will be presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at
each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based
on whether or
not net-cash settlement
or conversion of the instrument could be required within 12 months of the balance sheet date.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.
Income Taxes
The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from February 19, 2021 (inception) through September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 978,750 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). On September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.
Accounting for Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. Management has concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for liability accounting treatment.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update
(“ASU”) No. 2020-06, Debt — debt
with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging — Contracts in Entity’s Own Equity
(Subtopic 815-40): Accounting
for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU 2020-06”), which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted
ASU 2020-06 on
February 19, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.
Note 3 — Initial Public Offering
Pursuant to the IPO, and including the underwriters’ partial exercise of their over-allotment option, the Company sold 30,000,000 units at a price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares (such shares of Class A ordinary shares included in the Units being offered, the “Public Shares”),
and
one-half a
redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment (see Note 7).
Note 4 — Private Placement Warrants
On November 15, 2021, simultaneously with the consummation of the IPO and the underwriters’ partial exercise of their over-allotment option, the Company consummated the issuance and sale (“Private Placement”) of 11,500,000 Private Placement Warrants in a private placement transaction at a price of $10.00 per Placement Unit, generating gross proceeds of $11,500,000. Each whole Private Placement Warrant will be exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units will be added to the proceeds from the Proposed Public Offering to be held in the Trust Account. If the Company does not complete a Business
Combination
within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will be worthless.
Note 5 — Related Party Transactions
Founder Shares
On February 24, 2021, the Sponsor purchased an aggregate of 8,625,000 (“founder shares”) of the Company’s Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”) for an aggregate purchase price of $25,000, or approximately $0.003 per share. On March 23, 2021, the Sponsor surrendered 1,437,500 founder shares to the Company for cancellation for no consideration creating a total of 7,187,500 founder shares to be outstanding. In March 2021, the Sponsor transferred an aggregate of 230,000 founder shares to members of the Company’s board of directors and the Company’s advisory board, resulting in the Sponsor holding 6,957,500 founder shares. On November 9, 2021, the Company effected a share capitalization of 316,250 founder shares, resulting in our sponsor holding 7,273,750 founder shares (for an aggregate of 7,503,750 founder shares of which up to 978,750 of which were subject to forfeiture if the underwriters’ over-allotment option is not exercised in full). Since the underwriters’ only partially exercised their over-allotment option, on November 15, 2021 the Sponsor forfeited 3,750 shares for no consideration.
The Founder Shares will automatically convert into shares of Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. Holders of Founder Shares may also elect to convert their shares of Class B ordinary shares into an equal number of shares of Class A ordinary shares, subject to adjustment, at any time.
Related Party Loans
On February 24, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing
and payable on the earlier of December 31, 2021, or the completion of the IPO. As of September 30, 2021, the Company had $153,397 of borrowings under the Note. The outstanding balance under the Note was repaid at the closing of the IPO on November 15, 2021, and the Note was terminated.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $1.00 per warrant. The units would be identical to the Private Placement Units. As of September 30, 2021, there were no Working Capital Loans outstanding.
Support Services
The Company intends to pay an entity affiliated with the Sponsor a fee of approximately $10,000 per month following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation for office space and administrative support services. As of September 30, 2021, no amounts have been paid under this agreement.

Note 6 — Commitments and Contingencies
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A ordinary shares) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period
for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Forward Purchase Agreement
On October 17, 2021, the Company entered into an amended and restated forward purchase agreement with NEXON Co. Ltd. (“Nexon”), pursuant to which Nexon has subscribed to purchase from the Company, upon the Company’s request, up to 9,000,000 forward purchase units, consisting of one Class A ordinary share, or a forward purchase share, and one-half
of one warrant to purchase one Class A ordinary share, for $10.00 per unit, for an aggregate amount of up to $90,000,000, in a private placement that will close concurrently with the closing of the Company’s initial Business Combination. Nexon’s commitment under its forward purchase agreement is subject to, among other conditions, the approval of its investment committee in its sole and absolute discretion. The forward purchase shares and forward purchase warrants will be identical to the Class A ordinary shares and warrants, respectively, included in the units sold in the IPO, except that they will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination combination, except as described in the Registration Statement, and will be subject to registration rights, as described in the Registration Statement.
Underwriting Agreement
The Company granted the underwriters
a 45-day option
from the final prospectus relating to the IPO to purchase up to 3,915,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On November 15, 2021, the underwriters elected to partially exercise the over-allotment option purchasing 3,900,000 units and forfeited the option for the remaining 15,000 Units.
The underwriters were paid a cash underwriting discount of $0.10 per unit on the offering not including the Units issued with the underwriter’s exercise of their over-allotment option, or $3,000,000 in the aggregate at the closing of the IPO. In addition, the underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $10,500,000 from the closing of the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Risks and Uncertainties
Management continues evaluating the impact of
the COVID-19 pandemic
and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 7 — Shareholder’s Equity
Ordinary shares
Class
 A Ordinary shares
—
The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were no shares of Class A Ordinary shares issued and outstanding.

Class
 B Ordinary shares
—
The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 7,503,750 shares of Class B ordinary shares outstanding. This number includes an aggregate of up to 978,750 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter.
Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.
The shares of Class B ordinary shares will automatically convert into shares of Class A ordinary shares at the time of the initial Business Combination on
a
one-for-one basis
,
subject to adjustment. In the case that additional shares of Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Proposed Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B ordinary shares shall convert into shares of Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis,
approximately 26.0% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of the Proposed Public Offering plus all shares of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B ordinary shares into an equal number of shares of Class A ordinary shares, subject to adjustment as provided above, at any time.
Preference Shares
 —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. For the period presented, there were no preference shares issued or outstanding.
Note 8 — Warrants
As of September 30, 2021, there were no warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any shares of ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.
Redemption of warrants when the price per Class A ordinary shares equals or exceeds $18.00
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period”; and

•
if, and only if, the last reported sale price (the “closing price”) of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants— Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30- trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption
period. If and when the warrants become redeemable by the Company, the Company may exercise their redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Except as set forth below, none of the private placement warrants will be redeemable by the Company so long as they are held by the Company’s sponsor or its permitted transferees.
Redemption of warrants when the price per Class A ordinary shares equals or exceeds $10.00
Once the warrants become exercisable, the Company may call redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth under “Description of Securities— Warrants—Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of our Class A ordinary shares (as defined below) except as otherwise described in “Description of Securities—Warrants—Public Shareholders’ Warrants”;

•
if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-dilution Adjustments”) for any 20 trading days within the 30-trading day
period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day
period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-dilution Adjustments”), the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume weighted average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide warrant holders with the final fair market value no later than one business day after the 10 trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment). Any redemption of the warrants for Class A ordinary shares will apply to both the public warrants and the private placement warrants.
The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume weighted average price of our Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. The Company will provide warrant holders with the final fair market value no later than one business day after the 10 trading day period described above ends. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment). Any redemption of the warrants for Class A ordinary shares will apply to both the public warrants and the private placement warrants.

No fractional Class A ordinary shares will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder. Please see the section entitled “Description of Securities—Warrants—Public Shareholders’ Warrants” for additional information.
If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.
The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Private Warrants and the shares of Ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so
long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The exercise price and number of shares of Ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
In addition, if the Company issues additional shares of Ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of Ordinary shares or equity-linked securities.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based on this review, other than the IPO and related transactions described in these condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
Following the closing of the IPO on November 15,2021, $306,000,000 from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Ascendant Digital Acquisition Corp. III References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Ascendant Sponsor LP III. The following discussion and analysis of the

Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Ascendant Digital Acquisition Corp. III was incorporated in the Cayman Islands on February 19, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).
For the three months ended September 30, 2021 and for the period February 19, 2021 (inception) through to September 30, 2021, we had a net loss of $0 and $10,243, respectively, which consisted of general and administrative expenses.
Liquidity and Capital Resources
The registration statement for the Company’s IPO (the “Registration Statement”) was declared effective on November 10, 2021. On November 15, 2021, the Company consummated the sale of 26,100,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $261,000,000, which is discussed in Note 3.
Simultaneously with the closing of the IPO, the Company consummated the sale of 10,330,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, Ascendant Sponsor LP III (the “Sponsor”) generating gross proceeds of $10,330,000, which is described in Note 4.

Additionally with the closing of the IPO, the Company consummated the closing of the sale of 3,900,000 additional Units upon receiving notice of the underwriter’s election to partially exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $39,000,000. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 1,170,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $1,170,000.
Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $14,026,631, consisting of $3,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $526,631 of other costs. As described in Note 6, the $10,500,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by February 15, 2023, subject to the terms of the underwriting agreement.
Following the closing of the IPO and partial exercise of the over-allotment, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2021, there were no Working Capital Loans outstanding.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriters are entitled to a deferred underwriting commissions of $0.35 per unit, or $10,500,000 from the closing of the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.
Critical Accounting Policies
The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Ordinary shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. Our ordinary shares features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.
Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 978,750 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). On September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Operating Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Operating Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus, as amended, for our IPO filed with the SEC on October 19, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on November 15, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The securities in the IPO were registered under the Securities Act on a registration statement on Form
S-1
(Registration
No. 333-255349).
The Registration Statement on Form
S-1,
as amended (the “Registration Statement”), for the Company’s IPO was declared effective on November 10, 2021. On November 15, 2021, the Company consummated the sale of 26,100,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $261,000,000, which is discussed in Note 3.
Simultaneously with the closing of the IPO, the Company consummated the sale of 10,330,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, Ascendant Sponsor LP III (the “Sponsor”) generating gross proceeds of $10,330,000.
Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $14,026,631, consisting of $3,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $526,631 of other costs. As described in Note 6, the $10,500,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by February 15, 2023, subject to the terms of the underwriting agreement.
Additionally with the closing of the IPO, the Company consummated the closing of the sale of 3,900,000 additional Units upon receiving notice of the underwriter’s election to partially exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $39,000,000. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 1,170,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $1,170,000.
Following the closing of the IPO and partial exercise of the over-allotment, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule 2a-7 of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 16, 2021).

4.1	Warrant Agreement, dated November 9, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 16, 2021).

10.1	Letter Agreement, dated November 9, 2021, among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 16, 2021).

10.2	Investment Management Trust Agreement, dated November 9, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 16, 2021).

10.3	Registration Rights Agreement, dated November 9, 2021, among the Company and the Sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 16, 2021).

10.4	Administrative Services Agreement, dated November 9, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 16, 2021).

10.5	Private Placement Warrants Purchase Agreement, dated November 9, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 16, 2021).

10.6	Amended and Restated Forward Purchase Agreement, dated October 17, 2021, by and between the Company and NEXON Co. Ltd. (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on October 19, 2021 (Reg. No. 333-255349))

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASCENDANT DIGITAL ACQUISITION CORP. III

Date: December 23, 2021	By:	/s/ Mark Gerhard
	Name:	Mark Gerhard
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: December 23, 2021	By:	/s/ Riaan Hodgson
	Name:	Riaan Hodgson
	Title:	Chief Operating Officer and Director (Principal Financial and Accounting Officer)