Form 10-Q
period 2022-03-31
Ascendant Digital Acquisition Corp. III
filed 2022-05-16
CIK 1850316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
the Exchange Act):    Yes  ☒    No  ☐
As of May 1
3
, 2022, the Registrant ha
d 30,000,000 Class A ordinary shares, $0.0001 par value per share, and 7,500,000 Class B ordinary shares, $0.0001 par value per share, outstanding.

ASCENDANT DIGITAL ACQUISITION CORP. III
Quarterly Report on Form
10-Q

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period February 19, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and for the period February 19, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period February 19, 2021 (inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Control and Procedures	21
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
SIGNATURES		24

PART I – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited)
ASCENDANT DIGITAL ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$665,569	$831,432
Prepaid expenses	903,401	970,696

Total current assets	1,568,970	1,802,128
Investments held in Trust Account	306,224,438	306,016,692

Total Assets	$307,793,408	$307,818,820

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$161,710	$27,416
Accounts payable—related party	—	18,898
Accrued expenses	72,448	119,732

Total current liabilities	234,158	166,046
Derivative warrant liabilities	10,600,000	18,285,000
Deferred underwriting commissions	10,500,000	10,500,000

Total liabilities	21,334,158	28,951,046
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 30,000,000 shares at redemption value of $10.20 per share	306,000,000	306,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding	—	—
Class B ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding	750	750
Additional paid-in capital	—	—
Accumulated deficit	(19,541,500)	(27,132,976)

Total shareholders’ deficit	(19,540,750)	(27,132,226)

Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$307,793,408	$307,818,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2022	For the Period From February 19, 2021 (Inception) Through March 31, 2021
General and administrative expenses	$271,290	$10,243
Administrative expenses—related party	30,000	—

Loss from operations	(301,290)	(10,243)
Other income:
Change in fair value of derivative warrant liabilities	7,685,000	—
Interest income	20	—
Income from investments held in Trust Account	207,746	—

Total other income	7,892,766	—

Net income (loss)	$7,591,476	$(10,243)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	30,000,000	—

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.20	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	7,500,000	5,729,268

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.20	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2022
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance—December 31, 2021	7,500,000	$750	$—	$(27,132,976)	$(27,132,226)
Net income	—	—	—	7,591,476	7,591,476

Balance—March 31, 2022 (unaudited)	7,500,000	$750	$—	$(19,541,500)	$(19,540,750)

	For the Period From February 19, 2021 (Inception) Through March 31, 2021
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount
Balance—February 19, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	7,503,750	750	24,250	—	25,000
Net loss	—	—	—	(10,243)	(10,243)

Balance—March 31, 2021 (unaudited)	7,503,750	$750	$24,250	$(10,243)	$14,757

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2022	For the Period From February 19, 2021 (Inception) Through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$7,591,476	$(10,243)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	10,243
Income from investments held in Trust Account	(207,746)	—
Change in fair value of derivative warrant liabilities	(7,685,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	67,295	—
Accounts payable	134,294	—
Accounts payable—related party	(18,898)	—
Accrued expenses	(47,284)	—

Net cash used in operating activities	(165,863)	—

Net change in cash	(165,863)	—
Cash—beginning of the period	831,432

Cash—end of the period	$665,569	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$—	$45,000
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$14,757
The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business combination, at the earliest. The Company generates non-operating
interest income from the proceeds held in the Trust Account (as defined below).
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
Following the closing of the Initial Public Offering and partial exercise of the over-allotment, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4)
of Rule 2a-7 of the
Investment Company Act, as determined by the Company, unt
il the earlier of (i) the completion of a business combination and (ii) the distribution of the Trust Account, as described below.
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

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants. The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).
Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s business combination. If the Company seeks shareholder approval of the business combination, the Company will proceed with a business combination if a majority of the shares voted are voted in favor of the business combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of incorporation (the “Charter”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a business combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a business combination, the Sponsor agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a business combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
Notwithstanding the foregoing, the Charter
 provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.
The Company’s Sponsor, officers, directors and advisory board members (collectively, “Initial Shareholders”) agreed not to propose an amendment to the Charter that would affect the substance or timing of the Company’s obligation to redeem

100
% of its Public Shares if the Company does not complete a business combination, unless the Company provides the Public Shareholders with the opportunity to redeem their shares of Class A ordinary shares in conjunction with any such amendment.
If the Company is unable to complete a business combination by February 15, 2023, 15 months from the closing of the Initial Public Offering (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay for its franchise and income taxes (less up t
o $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a business combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a business combination within the Combination Period. The underwriters agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a business combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern
 Consideration
As of March 31, 2022, the Company had cash of $665,569 and working capital surplus of $1,334,812.
The Company’s liquidity needs up to March 31, 2022 had been satisfied through the cash receipt of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the related party of approximately $153,396 under the Note (as defined in Note 5). The Company repaid the Note in full on November 11, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment, and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2022, there were no amounts outstanding under Working Capital Loan.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update
(“ASU”) 2014-15, “Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 15, 2023. The unaudited condensed
financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 25, 2022.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.
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
This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit o
f $250,000.
The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity o
f 185
days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares sold in the Initial Public Offering and over-allotment feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 202
1, 30,000,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed
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
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of FASB ASC
340-10-S99-1.
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs allocated to the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Income Taxes
The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net loss by the weighted average number of ordinary shares outstanding for the respective period.

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 26,500,000 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share since their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months ended March 31, 2022 and for the period from February 19, 2021 (inception) through March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022		For the Period From February 19, 2021 (Inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income ( loss ) per ordinary share:
Numerator:
Allocation of net income (loss)	$6,073,181	$1,518,295	$—	$(10,243)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	30,000,000	7,500,000	—	5,729,268

Basic and diluted net income ( loss ) per ordinary share	$0.20	$0.20	$—	$(0.00)

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Note 3 — Initial Public Offering
On November 15, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, including 3,900,000 units as a result of the partial exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $14.2 million, of which approximately $10.5 million was for deferred underwriting commissions.
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

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions
Founder Shares
On February 24, 2021, the Sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On March 23, 2021, the Sponsor surrendered 1,437,500 founder shares to the Company for cancellation for no consideration creating a total of 7,187,500 founder shares to be outstanding. In March 2021, the Sponsor transferred an aggregate of 230,000 founder shares to members of the Company’s board of directors and the Company’s advisory board, resulting in the Sponsor holding 6,957,500 founder shares. On November 9, 2021, the Company effected a share capitalization of 316,250 founder shares, resulting in the Sponsor
holding 7,273,750 founder shares (for an aggregate of 7,503,750 founder shares of which up to 978,750 of which were subject to forfeiture if the underwriters’ over-allotment option is not exercised in full). Since the underwriters only partially exercised their over-allotment option, on November 15, 2021 the Sponsor forfeited 3,750 shares for no consideration.
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
In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $1.00 per warrant. The units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
Administrative Services Agreement
On November 9, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company until the earlier of the consummation of a Business Combination or liquidation. The Company incurred $30,000 in connection with such fees during the three months ended March 31, 2022, included within the general and administrative fees in the accompanying unaudited condensed statements of operations.
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

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Due to Related Party
During the period from February 19, 2021 (inception) through December 31, 2021, the Company’s Sponsor paid approximately $19,000 of expenses on behalf of the Company. As of December 31, 2021, outstanding balance for such expenses w as
approximately $19,000, included in due to related party in current liabilities, on the accompanying condensed
balance sheet. Such fees were settled during the three months ended March 31, 2022.
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
Risks and Uncertainties
Management continues
to evaluate
the impact
of the COVID-19 pandemic and
has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Note 7 — Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Preference Shares
—The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 A Ordinary Shares
—
The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 30,000,000 shares of Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying unaudited condensed balance sheets.
Class
 B Ordinary Shares
—
The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 7,500,000 shares of Class B ordinary shares outstanding.
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
Note 8 — Warrants
As of March 31, 2022 and December 31, 2021, the Company has 15,000,000 Public Warrants and 11,500,000 Private Placement Warrants outstanding.
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
Redemption of warrants when the price per Class
 A ordinary shares equals or exceeds $18.00:
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period”; and

•
if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants— Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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
 A ordinary shares equals or exceeds $10.00:
Once the warrants become exercisable, the Company may call redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth under “Description of Securities— Warrants—Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of Class A ordinary shares (as defined below) except as otherwise described in “Description of Securities—Warrants—Public Shareholders’ Warrants”;

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
If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”.

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long
as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The exercise price and number of ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
In addition, if the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of ordinary shares or equity-linked securities.
Note 9 — Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
As of March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account (1)	$306,224,438	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrant	$6,000,000	$—	$—
Derivative warrant liabilities—Private warrant	$—	$—	$4,600,000
As of December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account (1)	$306,016,692	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrant	$—	$—	$10,350,000
Derivative warrant liabilities—Private warrant	$—	$—	$7,935,000

(1)	Includes $3,524 and $933 in cash as of March 31, 2022 and December 31, 2021, respectively.

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2022, as the Public Warrants were separately listed and traded in in January 2022.
Level 1 assets include investments in money market funds that invest solely in U.S. government securities and U.S. Treasury Bills. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants and the Public Warrants prior to being separately listed and traded, with changes in fair value recognized in the accompanying unaudited condensed statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon yield
curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Volatility	4.30%	10.80%
Stock price	$10.01	$9.81
Expected term (years)	5.76	5.86
Risk-free rate	2.38%	1.33%
Dividend yield	0.00%	0.00%
Probability of business combination	93.40%	90.00%
The change in the fair value of the Level 3 warrant liabilities for the three months ended March 31, 2022 is summarized as follow:

Derivative warrant liabilities at December 31, 2021 - Level 3	$18,285,000
Transfer of Public Warrants from Level 3 to level 1	(10,350,000)
Change in fair value of derivative warrant liabilities	(3,335,000)

Derivative warrant liabilities at March 31, 2022 - Level 3	$4,600,000

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Overview
Ascendant Digital Acquisition Corp. III was incorporated in the Cayman Islands on February 19, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that we have not yet identified (a “Business Combination”).
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
As of March 31, 2022, we had not commenced any operations. All activity through March 31, 2022 relates to our formation and the initial public offering (the “IPO”), and since the offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating interest
income from the proceeds held in the Trust Account.
For the three months ended March 31, 2022, we had net income of $7,597,476, which consisted of a gain of $7,685,000 from the change in fair value of derivative warrant liabilities. $20 in interest income from operating account and $207,746 in income from investments held in Trust Account, which were partially offset by $271,290 in general and administrative expenses and $30,000 of related party administrative fees.
For the period February 19, 2021 (inception) through to March 31, 2021, we had a net loss of $10,243, which consisted solely of general and administrative expenses.

Capital Resources and Going Concern Consideration
The registration statement for our IPO (the “Registration Statement”) was declared effective on November 10, 2021. On November 15, 2021, we consummated the sale of 26,100,000 units (“Units”) with respect to the Class A ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $261,000,000.
Simultaneously with the closing of the IPO, we consummated the sale of 10,330,000 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our sponsor, Ascendant Sponsor LP III (the “Sponsor”) generating gross proceeds of $10,330,000.
Additionally with the closing of the IPO, we consummated the closing of the sale of 3,900,000 additional Units upon receiving notice of the underwriter’s election to partially exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $39,000,000. Simultaneously with the exercise of the overallotment, we consummated the Private Placement of an additional 1,170,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $1,170,000.
Offering costs for the IPO and the exercise of the underwriters’ over-allotment option amounted to $14,026,631, consisting of $3,000,000 of underwriting fees, $10,500,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $526,631 of other costs. The deferred underwriting fee is contingent upon the consummation of a Business Combination by February 15, 2023, subject to the terms of the underwriting agreement.
Following the closing of the IPO and partial exercise of the over-allotment, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4)
of Rule 2a-7 of the
Investment Company Act, as determined by us, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
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
In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
As of March 31, 2022, we had cash of $665,569 and working capital surplus of $1,334,812. In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 15, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance sheet
arrangements as of March 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet
arrangements. We have not entered into
any off-balance sheet
financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth
companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.
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
Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.
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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 26,500,000 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share since their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months ended March 31, 2022 and for the period from February 19, 2021 (inception) through March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
Rules 13a-15 and 15d-15 under
the Exchange Act, our Chief Executive Officer and Chief Operating Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15 (e)
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
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus, as amended, for our IPO filed with the SEC on November 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on November 12, 2021.

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
For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
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
May 13, 2022

ASCENDANT DIGITAL ACQUISITION CORP. III

By:	/s/ Mark Gerhard
Name: Mark Gerhard
Title: Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Riaan Hodgson
Name: Riaan Hodgson
Title: Chief Operating Officer and Director (Principal Financial and Accounting Officer)