Form 10-Q
period 2022-06-30
Ascendant Digital Acquisition Corp. III
filed 2022-08-12
CIK 1850316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File No. 001-41036

ASCENDANT DIGITAL ACQUISITION CORP. III
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Em ployer Identification Number)

667 Madison Avenue, 5th Floor New York, NY	10065
(Address of principal executive offices)	(Zip Code)
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
in Rule 12b-2 of the
Exchange Act):    Yes  ☒    No  ☐
As of August 12, 2022, the Registrant had 30,000,000 Class A ordinary shares, $0.0001 par value per share, and 7,500,000 Class B ordinary shares, $0.0001 par value per share, outstanding.

ASCENDANT DIGITAL ACQUISITION CORP. III
Quarterly Report on Form
10-Q

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Financial Statements (Unaudited)	1
	Condensed Balance Sheet as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, for the six months ended June 30, 2021 and for the period February 19, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the six months ended June 30, 2022 and for the period February 19, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period February 19, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Control and Procedures	22
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
SIGNATURES		25

PART I – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited)
ASCENDANT DIGITAL ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$516,095	$831,432
Prepaid expenses	746,106	970,696

Total current assets	1,262,201	1,802,128
Investments held in Trust Account	306,566,918	306,016,692

Total Assets	$307,829,119	$307,818,820

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$195,612	$27,416
Accounts payable - related party	—	18,898
Accrued expenses	2,586	119,732

Total current liabilities	198,198	166,046
Derivative warrant liabilities	3,445,000	18,285,000
Deferred underwriting commissions	10,500,000	10,500,000

Total liabilities	14,143,198	28,951,046

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value, 30,000,000 shares at redemption value of approximately $10.22 and $10.20 per share as of June 30, 2022 and December 31, 2021, respectively	306,466,918	306,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding	—	—
Class B ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding	750	750
Additional paid-in capital	—	—
Accumulated deficit	(12,781,747)	(27,132,976)

Total shareholders’ deficit	(12,780,997)	(27,132,226)

Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$307,829,119	$307,818,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2022	For the Period From February 19, 2021 (Inception) Through June 30, 2021
	2022	2021
General and administrative expenses	$240,825	$10,243	$512,116	$10,243
Administrative expenses - related party	30,000	—	60,000	—

Loss from operations	(270,825)	(10,243)	(572,116)	(10,243)

Other income:
Change in fair value of derivative warrant liabilities	7,155,000	—	14,840,000	—
Interest income from operating account	16	—	37	—
Income from investments held in Trust Account	342,480	—	550,226	—

Total other income	7,497,496	—	15,390,263	—

Net income (loss)	$7,226,671	$(10,243)	$14,818,147	$(10,243)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	30,000,000	—	30,000,000	—

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.19	$—	$0.40	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	7,500,000	6,525,000	7,500,000	6,277,841

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.19	$(0.00)	$0.40	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Six Months Ended June 30, 2022
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance - December 31, 2021	7,500,000	$750	$—	$(27,132,976)	$(27,132,226)
Net income	—	—	—	7,591,476	7,591,476

Balance - March 31, 2022 (unaudited)	7,500,000	$750	$—	$(19,541,500)	$(19,540,750)
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	(466,918)	(466,918)
Net income	—	—	—	7,226,671	7,226,671

Balance - June 30, 2022 (unaudited)	7,500,000	$750	$—	$(12,781,747)	$(12,780,997)

	For the Period From February 19, 2021 (Inception) Through June 30, 2021
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance - February 19, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	7,503,750	750	24,250	—	25,000
Net loss	—	—	—	(10,243)	(10,243)

Balance - March 31, 2021 (unaudited)	7,503,750	$750	$24,250	$(10,243)	$14,757
Net loss	—	—	—	—	—

Balance - June 30, 2021 (unaudited)	7,503,750	$750	$24,250	$(10,243)	$14,757

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2022	For the Period From February 19, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$14,818,147	$(10,243)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	10,243
Income from investments held in Trust Account	(550,226)	—
Change in fair value of derivative warrant liabilities	(14,840,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	224,590	—
Accounts payable	168,196	—
Accounts payable - related party	(18,898)	—
Accrued expenses	(117,146)	—

Net cash used in operating activities	(315,337)	—

Net change in cash	(315,337)	—

Cash - beginning of the period	831,432

Cash - end of the period	$516,095	$—

Supplemental disclosure of noncash investing and financing activities:
Payment of deferred offering costs by note payable - related party	$—	$103,546
Deferred offering costs included in accrued expenses	$—	$130,420
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$14,757
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business combination, at the earliest. The Company generates non-operating
interest income from the proceeds held in the Trust Account (as defined below).
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
Following the closing of the Initial Public Offering and partial exercise of the over-allotment, $306,000,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and
(d)(4) of Rule 2a-7 of the Investment
Company Act, as determined by the Company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the Trust Account, as described below.
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

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
If the Company is unable to complete a business combination by February 15, 2023, 15 months from the closing of the Initial Public Offering (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public
Shares, at a per-share price, payable in
cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay for its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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
Going Concern Consideration
As of June 30, 2022, the Company had cash of approximately $516,000 and working capital surplus of approximately $1.0 million.
The Company’s liquidity needs up prior to the consummation of the Initial Public Offering had been satisfied through the cash receipt of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 5), and loan from the related party of approximately $153,396 under the Note (as defined in Note 5). The Company repaid the Note in full on November 11, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, over-allotment, and the Private Placement held outside of the Trust Account.
In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022, there were no amounts outstanding under Working Capital Loan.
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

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to
Form 10-Q and
Article 8 of
Regulation S-X and
pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000.
The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in the Trust Account in the accompanyin
g unaudited

condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares sold in the Initial Public Offering and over-allotment feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 30,000,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
As of June 30, 2022 and December 31, 2021, the shares of Class A ordinary shares reflected on the balance sheet are reconciled on the following table:

Gross proceeds from Initial Public Offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(9,180,180)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(13,723,591)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	28,903,771

Class A ordinary share subject to possible redemption - December 31, 2021	306,000,000
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	466,918

Class A ordinary shares subject to possible redemption - June 30, 2022	$306,466,918

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
in th
e unaudited
c
ondensed statements of operations. Offering costs allocated to the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Income Taxes
The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 26,500,000 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share since their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and six months ended June 30, 2022, for the six months ended June 30, 2021 and for the period from February 19, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$5,781,337	$1,445,334	$11,854,518	$2,963,629

Denominator:
Basic and diluted weighted average ordinary shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income per ordinary share	$0.19	$0.19	$0.40	$0.40

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$(10,243)	$—	$(10,243)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	6,525,000	—	6,277,841

Basic and diluted net loss per ordinary share	$—	$(0.00)	$—	$(0.00)

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
In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $1.00 per warrant. The units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
Administrative Services Agreement
On November 9, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company until the earlier of the consummation of a Business Combination or liquidation. The Company incurred $30,000 and $60,000 in connection with such fees during the three and six months ended June 30, 2022, respectively, included within the general and administrative fees in the accompanying unaudited condensed statements of operations.
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
Due to Related Party
During the period from February 19, 2021 (inception) through December 31, 2021, the Company’s Sponsor paid approximately $19,000 of expenses on behalf of the Company. As of December 31, 2021, outstanding balance for such expenses was approximately $19,000, included in due to related party in current liabilities, on the accompanying condensed balance sheet. Such fees were settled during in March 2022.
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

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
 —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—
The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 30,000,000 shares of Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying unaudited condensed balance sheets.
Class
 B Ordinary Shares
—
The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 7,500,000 shares of Class B ordinary shares outstanding.
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

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Warrants
As of June 30, 2022 and December 31, 2021, the Company has 15,000,000 Public Warrants and 11,500,000 Private Placement Warrants outstanding.
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

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 9 — Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
As of June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$306,566,918	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrant	$1,950,000	$—	$—
Derivative warrant liabilities - Private Placement Warrant	$—	$—	$1,495,000
As of December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$306,016,692	$—	$—

Liabilities:
Derivative warrant liabilities—Public warrant	$—	$—	$10,350,000
Derivative warrant liabilities—Private warrant	$—	$—	$7,935,000

(1)	Includes $1,577 and $933 in cash as of June 30, 2022 and December 31, 2021, respectively.
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

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Volatility	12.80%	10.80%
Stock price	$10.01	$9.81
Expected term (years)	5.51	5.86
Risk-free rate	2.97%	1.33%
Dividend yield	0.00%	0.00%
Probability of business combination	10.00%	90.00%
The change in the fair value of the Level 3 warrant liabilities for the three and six months ended June 30, 2022 is summarized as follow:

Derivative warrant liabilities at December 31, 2021 - Level 3	$18,285,000
Transfer of Public Warrants from Level 3 to level 1	(10,350,000)
Change in fair value of derivative warrant liabilities	(3,335,000)

Derivative warrant liabilities at March 31, 2022 - Level 3	$4,600,000
Change in fair value of derivative warrant liabilities	(3,105,000)

Derivative warrant liabilities at June 30, 2022 - Level 3	$1,495,000

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that th
e un
audited

c
ondensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this Quarterly Report on Form
10-Q
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
Results of Operations
As of June 30, 2022, we had not commenced any operations. All activity through June 30, 2022 relates to our formation and the initial public offering (the “IPO”), and since the offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating interest income
from the proceeds held in the Trust Account.
For the three months ended June 30, 2022, we had net income of approximately $7.2 million, which consisted of a gain of approximately $7.2 million from the change in fair value of derivative warrant liabilities, approximately $342,000 in income from investments held in Trust Account and interest income from operating account, which were partially offset by approximately $241,000 in general and administrative expenses and $30,000 of related party administrative fees.
For the six months ended June 30, 2022, we had net income of approximately $14.8 million, which consisted of a gain of approximately $14.8 million from the change in fair value of derivative warrant liabilities, approximately $550,000 in income from investments held in Trust Account and interest income from operating account, which were partially offset by approximately $512,000 in general and administrative expenses and $60,000 of related party administrative fees.
For the six months ended June 30, 2021 and for the period February 19, 2021 (inception) through to June 30, 2021, we had a net loss of approximately $10,000, which consisted solely of general and administrative expenses.
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
In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding. As of June 30, 2022, we had cash of $665,569 and working capital surplus of $1,334,812. In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15,

“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 15, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
Off-Balance Sheet
Arrangements
We have no obligations, assets or liabilities, which would
be considered off-balance sheet arrangements
as of June 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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
Net Income (Loss) Per Ordinary Share
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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 26,500,000 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share since their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and six months ended June 30, 2022, for the six months ended June 30, 2021 and for the period from February 19, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
by Rules 13a-15 and 15d-15 under the
Exchange Act, our Chief Executive Officer and Chief Operating Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e)
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
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
(the “Annual Report”) for the year ended December 31, 2021, filed with the SEC on March 25, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report.

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

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
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
August 12, 2022

ASCENDANT DIGITAL ACQUISITION CORP. III

By:	/s/ Mark Gerhard
Name: Mark Gerhard
Title: Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Riaan Hodgson
Name: Riaan Hodgson
Title: Chief Operating Officer and Director (Principal Financial and Accounting Officer)