Form 10-Q
period 2022-09-30
Ascendant Digital Acquisition Corp. III
filed 2022-11-14
CIK 1850316

UNITED STATES
SECURITIE
S
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File No. 001-41036

ASCENDANT DIGITAL ACQUISITION CORP. III
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Empl o yer Identification Number)
667 Madison Avenue, 5th Floor New York, NY	10065
(Address of principal executive offices)	(Zip Code)
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
As of November
14
, 2022, the Registrant had 30,000,000 Class A ordinary shares, $0.0001 par value per share, and 7,500,000 Class B ordinary shares, $0.0001 par value per share, outstanding.

ASCENDANT DIGITAL ACQUISITION CORP. III

Quarterly Report on Form

10-Q

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Financial Statements (Unaudited)	1
	Condensed Balance Sheet as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period February 19, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period February 19, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period February 19, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Control and Procedures	23
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURES		27

PART I – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements (unaudited)
ASCENDANT DIGITAL ACQUISITION CORP. III
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash	$456,029	$831,432
Prepaid expenses	593,811	970,696

Total current assets	1,049,840	1,802,128
Investments held in Trust Account	308,042,301	306,016,692

Total Assets	$309,092,141	$307,818,820

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$215,366	$27,416
Accounts payable - related party	—	18,898
Accrued expenses	121,688	119,732

Total current liabilities	337,054	166,046
Derivative warrant liabilities	1,325,000	18,285,000
Deferred underwriting commissions	10,500,000	10,500,000

Total liabilities	12,162,054	28,951,046
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 30,000,000 shares at redemption value of approximately $10.26 and $10.20 per share as of September 30, 2022 and December 31, 2021, respectively	307,942,301	306,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding	—	—
Class B ordinary shares; $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding	750	750
Additional paid-in capital	—	—
Accumulated deficit	(11,012,964)	(27,132,976)

Total shareholders’ deficit	(11,012,214)	(27,132,226)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$309,092,141	$307,818,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the Period From
	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2022	February 19, 2021 (Inception) Through September 30, 2021
	2022	2021
General and administrative expenses	$321,278	$—	$833,394	$10,243
Administrative expenses - related party	30,000	—	90,000	—

Loss from operations	(351,278)	—	(923,394)	(10,243)
Other income:
Change in fair value of derivative warrant liabilities	2,120,000	—	16,960,000	—
Interest income from operating account	61	—	98	—
Income from investments held in Trust Account	1,475,383	—	2,025,609	—

Total other income	3,595,444	—	18,985,707	—

Net income (loss)	$3,244,166	$—	$18,062,313	$(10,243)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	30,000,000	—	30,000,000	—

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.09	$—	$0.48	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	7,500,000	6,525,000	7,500,000	6,525,000

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.09	$—	$0.48	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Nine Months Ended September 30, 2022
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance - December 31, 2021	7,500,000	$750	$—	$(27,132,976)	$(27,132,226)
Net income	—	—	—	7,591,476	7,591,476

Balance - March 31, 2022 (unaudited)	7,500,000	750	—	(19,541,500)	(19,540,750)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	(466,918)	(466,918)
Net income	—	—	—	7,226,671	7,226,671

Balance - June 30, 2022 (unaudited)	7,500,000	750	—	(12,781,747)	(12,780,997)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	(1,475,383)	(1,475,383)
Net income	—	—	—	3,244,166	3,244,166

Balance - September 30, 2022 (unaudited)	7,500,000	$750	$—	$(11,012,964)	$(11,012,214)

	For the Three Months ended September 30, 2022 and for the Period From February 19, 2021 (Inception) Through September 30, 2021
	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance - February 19, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	7,503,750	750	24,250	—	25,000
Net loss	—	—	—	(10,243)	(10,243)

Balance - March 31, 2021 (unaudited)	7,503,750	750	24,250	(10,243)	14,757
Net loss	—	—	—	—	—

Balance - June 30, 2021 (unaudited)	7,503,750	750	24,250	(10,243)	14,757
Net loss	—	—	—	—	—

Balance - September 30, 2021 (unaudited)	7,503,750	$750	$24,250	$(10,243)	$14,757

The accompanying notes are an integral part of these unaudited condensed financial statements.

ASCENDANT DIGITAL ACQUISITION CORP. III
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period From
	For the Nine Months Ended September 30, 2022	February 19, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$18,062,313	$(10,243)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	10,243
Income from investments held in Trust Account	(2,025,609)	—
Change in fair value of derivative warrant liabilities	(16,960,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	376,885	—
Accounts payable	187,950	—
Accounts payable - related party	(18,898)	—
Accrued expenses	1,956	—

Net cash used in operating activities	(375,403)	—

Cash Flows from Financing Activities:
Proceeds from notes payable – related party	—	46,585
Payment of deferred offering costs	—	(41,585)

Net cash flows provided by financing activities	—	5,000

Net change in cash	(375,403)	5,000
Cash - beginning of the period	831,432	—

Cash - end of the period	$456,029	$5,000

Supplemental disclosure of noncash financing activities:
Payment of deferred offering costs by notes payable—related party	$—	$104,546
Deferred offering costs included in accrued offering costs	$—	$101,601
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
As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below and since the offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business combination, at the earliest. The Company generates non-operating
interest income from the proceeds held in the Trust Account (as defined below).
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
Going Concern Consideration
As of September 30, 2022, the Company had cash of approximately $456,000 and working capital surplus of approximately $0.7 million.
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
In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2022, there were no amounts outstanding under Working Capital Loan.
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
Article 8 of
Regulation S-X and
pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents.
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
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares sold in the Initial Public Offering and over-allotment feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 30,000,000 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
As of September 30, 2022 and December 31, 2021, the shares of Class A ordinary condensed
shares reflected on the balance sheets are reconciled on the following table:

Gross proceeds from Initial Public Offering	$300,000,000
Less:
Fair value of Public Warrants at issuance	(9,180,180)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(13,723,591)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	28,903,771

Class A ordinary share subject to possible redemption—December 31, 2021	306,000,000
Increase in redemption value of Class A ordinary shares subject to redemption	466,918

Class A ordinary shares subject to possible redemption—June 30, 2022	306,466,918
Increase in redemption value of Class A ordinary shares subject to redemption	1,475,383

Class A ordinary shares subject to possible redemption—September 30, 2022	$307,942,301

Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of FASB
ASC 340-10-S99-1. Offering
costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative warrant liabilities were expensed as incurred and presented as non-operating expenses
in the unaudited condensed statements of operations. Offering costs allocated to the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes
The Company follows the guidance for accounting for income taxes under FASB ASC 740, “Income Taxes.” FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 26,500,000 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share since their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 19, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,595,333	$648,833	$14,449,850	$3,612,463
Denominator:
Basic and diluted weighted average ordinary shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.48	$0.48

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2021		For the Period From February 19, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$—	$—	$(10,243)
Denominator:
Basic and diluted weighted average ordinary shares outstandin g	—	6,525,000	—	6,525,000

Basic and diluted net loss per ordinary share	$—	$—	$—	$(0.00)

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

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $1.00 per warrant. The units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.
Administrative Services Agreement
On November 9, 2021, the Company entered into an agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company until the earlier of the consummation of a Business Combination or liquidation. The Company incurred $30,000 and $90,000 in connection with such fees during the three and nine months ended September 30, 2022, respectively, included within the general and administrative fees in the accompanying unaudited condensed statements of operations.
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
Due to Related Party
During the period from February 19, 2021 (inception) through December 31, 2021, the Company’s Sponsor paid approximately $19,000 of expenses on behalf of the Company. As of December 31, 2021, outstanding balance for such expenses was approximately $19,000, included in due to related party in current liabilities, on the accompanying condensed balance sheets. Such fees were settled in March 2022.

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
 —The Company is authorized to issue 5,000,000 shares of preference shares with a par value of $0.0001 per shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—
The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 30,000,000 shares of Class A ordinary shares outstanding, all of which were classified as temporary equity in the accompanying unaudited condensed balance sheets.

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 B Ordinary Shares
—
The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 7,500,000 shares of Class B ordinary shares outstanding.
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
Note 8 — Warrants
As of September 30, 2022 and December 31, 2021, the Company has 15,000,000 Public Warrants and 11,500,000 Private Placement Warrants outstanding.
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

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 9 — Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
As of September 30, 2022

	Fair Value Measured as of September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account (1)	$308,042,301	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrant	$750,000	$—	$—
Derivative warrant liabilities - Private Placement Warrant	$—	$—	$575,000

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account (1)	$306,016,692	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrant	$—	$—	$10,350,000
Derivative warrant liabilities—Private warrant	$—	$—	$7,935,000

(1)	Includes $1,536 and $933 in cash as of September 30, 2022 and December 31, 2021, respectively.
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
For the three months ended September 30, 2022 and 2021, the Company recognized a change to the statement of operations resulting from a decrease (increase) in the fair value of liabilities of approximately $2.1 million and $0, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations. For the nine months ended September 30, 2022 and for the period from February 19, 2021 (inception) through September 30, 2021, the Company recognized a change to the statement of operations resulting from a decrease (increase) in the fair value of liabilities of approximately $17.0 million and $0, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.
The following table provides quantitative information regarding Level 3 fair value measurements inputs as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Volatility	9.70%	10.80%
Stock price	$10.14	$9.81
Expected term (years)	5.25	5.86
Risk-free rate	3.97%	1.33%
Dividend yield	0.00%	0.00%
Probability of business combination	4.00%	90.00%

ASCENDANT DIGITAL ACQUISITION CORP. III
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the Level 3 warrant liabilities for the three and nine months ended September 30, 2022 is summarized as follow:

Derivative warrant liabilities at December 31, 2021 - Level 3	$18,285,000
Transfer of Public Warrants from Level 3 to level 1	(10,350,000)
Change in fair value of derivative warrant liabilities	(3,335,000)

Derivative warrant liabilities at March 31, 2022 - Level 3	4,600,000
Change in fair value of derivative warrant liabilities	(3,105,000)

Derivative warrant liabilities at June 30, 2022 - Level 3	1,495,000
Change in fair value of derivative warrant liabilities	(920,000)

Derivative warrant liabilities at September 30, 2022 - Level 3	$575,000

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity through September 30, 2022 relates to our formation and the initial public offering (the “IPO”), and since the offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating interest income from the proceeds held in the Trust Account.

For the three months ended September 30, 2022, we had net income of approximately $3.2 million, which primarily consisted of a gain of approximately $2.1 million from the change in fair value of derivative warrant liabilities, approximately $1.5 million in income from investments held in Trust Account and interest income from operating account, which were partially offset by approximately $321,000 in general and administrative expenses and $30,000 of related party administrative fees.

For the nine months ended September 30, 2022, we had net income of approximately $18.1 million, which primarily consisted of a gain of approximately $17.0 million from the change in fair value of derivative warrant liabilities, approximately $2.0 million in income from investments held in Trust Account and interest income from operating account, which were partially offset by approximately $833,000 in general and administrative expenses and $90,000 of related party administrative fees.

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

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

As of September 30, 2022, we had cash of $456,000 and working capital surplus of $717,000 In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 15, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate of 26,500,000 Class A ordinary shares in the calculation of diluted income (loss) per ordinary share since their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 19, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Operating Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Operating Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2021, filed with the SEC on March 25, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than the below, there have been no material changes to the risk factors disclosed in the Annual Report.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO on November 15, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 12 months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately $2.0 million of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, if we extend the deadline for us to complete our initial business combination, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or November 9, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.

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

November 14, 2022

ASCENDANT DIGITAL ACQUISITION CORP. III

By:	/s/ Mark Gerhard
Name: Mark Gerhard
Title: Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Riaan Hodgson
Name: Riaan Hodgson
Title: Chief Operating Officer and Director (Principal Financial and Accounting Officer)